Form 10-K/A
period 2017-12-31
CFCRE 2016-C6 Mortgage Trust
filed 2018-10-15
CIK 1685854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.10 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.10 to the Original 10-K.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.3         AEGON USA Realty Advisors, LLC, as Potomac Mills Special Servicer (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.6         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.7         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.8         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.9         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.10       Berkeley Point Capital LLC, as Primary Servicer

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the Hill7 Office Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the Hill7 Office Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.13       Wilmington Trust, National Association, as Trustee of the Hill7 Office Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Hill7 Office Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.15       Wells Fargo Bank, National Association, as Custodian of the Hill7 Office Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the Hill7 Office Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hill7 Office Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.18       National Tax Search, LLC, as Servicing Function Participant of the Hill7 Office Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.20       AEGON USA Realty Advisors, LLC, as Special Servicer of the Potomac Mills Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.21       Wilmington Trust, National Association, as Trustee of the Potomac Mills Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.22       Wells Fargo Bank, National Association, as Certificate Administrator of the Potomac Mills Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.23       Wells Fargo Bank, National Association, as Custodian of the Potomac Mills Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of the Potomac Mills Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Potomac Mills Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.26       National Tax Search, LLC, as Servicing Function Participant of the Potomac Mills Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.29       Wilmington Trust, National Association, as Trustee of the Residence Inn by Marriott LAX Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.31       Wells Fargo Bank, National Association, as Custodian of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.32       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.34       National Tax Search, LLC, as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.36       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.37       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.39       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.42       National Tax Search, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.44       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.45       Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.46       Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.47       Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.50       National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.51       Berkeley Point Capital LLC, as Primary Servicer of the Marriott Savannah Riverfront Mortgage Loan (see Exhibit 33.10)

33.52       LNR Partners, LLC, as Special Servicer of the Marriott Savannah Riverfront Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.53       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Marriott Savannah Riverfront Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.54       Citibank, N.A., as Certificate Administrator of the Marriott Savannah Riverfront Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Savannah Riverfront Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.57       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.58       Wilmington Trust, National Association, as Trustee of the TEK Park Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.59       Wells Fargo Bank, National Association, as Certificate Administrator of the TEK Park Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.60       Wells Fargo Bank, National Association, as Custodian of the TEK Park Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the TEK Park Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.62       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the TEK Park Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.63       National Tax Search, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.65       Rialto Capital Advisors, LLC, as Special Servicer of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.66       Wilmington Trust, National Association, as Trustee of the Marriott Saddle Brook Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.67       Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.68       Wells Fargo Bank, National Association, as Custodian of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.69       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.70       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.71       National Tax Search, LLC, as Servicing Function Participant of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.72       Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.73       Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.74       Wilmington Trust, National Association, as Trustee of the Vertex Pharmaceuticals HQ Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.75       Wells Fargo Bank, National Association, as Certificate Administrator of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.76       Wells Fargo Bank, National Association, as Custodian of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.77       Park Bridge Lender Services LLC, as Operating Advisor of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.78       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.79       National Tax Search, LLC, as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.80       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 132 West 27th Street Mortgage Loan (filed as Exhibit 33.80 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.81       CWCapital Asset Management LLC, as Special Servicer of the 132 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.82       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 132 West 27th Street Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.83       Wells Fargo Bank, National Association, as Custodian of the 132 West 27th Street Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.84       Park Bridge Lender Services LLC, as Operating Advisor of the 132 West 27th Street Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.85       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Mills Fleet Farm Mortgage Loan (filed as Exhibit 33.80 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.86       Rialto Capital Advisors, LLC, as Special Servicer of the Mills Fleet Farm Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.87       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Mills Fleet Farm Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.88       Citibank, N.A., as Certificate Administrator of the Mills Fleet Farm Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.89       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Mills Fleet Farm Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.90       Wells Fargo Bank, National Association, as Primary Servicer of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.91       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 33.80 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.92       Wilmington Trust, National Association, as Trustee of the Fresno Fashion Fair Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.93       Wells Fargo Bank, National Association, as Certificate Administrator of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.94       Wells Fargo Bank, National Association, as Custodian of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.95       Pentalpha Surveillance LLC, as Operating Advisor of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 33.95 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.96       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

33.97       National Tax Search, LLC, as Servicing Function Participant of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.3         AEGON USA Realty Advisors, LLC, as Potomac Mills Special Servicer (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.6         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.7         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.8         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.9         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.10       Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the Hill7 Office Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.12       Rialto Capital Advisors, LLC, as Special Servicer of the Hill7 Office Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.13       Wilmington Trust, National Association, as Trustee of the Hill7 Office Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Hill7 Office Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.15       Wells Fargo Bank, National Association, as Custodian of the Hill7 Office Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the Hill7 Office Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hill7 Office Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.18       National Tax Search, LLC, as Servicing Function Participant of the Hill7 Office Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.20       AEGON USA Realty Advisors, LLC, as Special Servicer of the Potomac Mills Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.21       Wilmington Trust, National Association, as Trustee of the Potomac Mills Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.22       Wells Fargo Bank, National Association, as Certificate Administrator of the Potomac Mills Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.23       Wells Fargo Bank, National Association, as Custodian of the Potomac Mills Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of the Potomac Mills Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Potomac Mills Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.26       National Tax Search, LLC, as Servicing Function Participant of the Potomac Mills Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.29       Wilmington Trust, National Association, as Trustee of the Residence Inn by Marriott LAX Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.31       Wells Fargo Bank, National Association, as Custodian of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.32       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.34       National Tax Search, LLC, as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.36       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.37       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.39       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.42       National Tax Search, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.44       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.45       Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.46       Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.47       Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.50       National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.51       Berkeley Point Capital LLC, as Primary Servicer of the Marriott Savannah Riverfront Mortgage Loan (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.52       LNR Partners, LLC, as Special Servicer of the Marriott Savannah Riverfront Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.53       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Marriott Savannah Riverfront Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.54       Citibank, N.A., as Certificate Administrator of the Marriott Savannah Riverfront Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Savannah Riverfront Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.57       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.58       Wilmington Trust, National Association, as Trustee of the TEK Park Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.59       Wells Fargo Bank, National Association, as Certificate Administrator of the TEK Park Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.60       Wells Fargo Bank, National Association, as Custodian of the TEK Park Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the TEK Park Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.62       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the TEK Park Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.63       National Tax Search, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.65       Rialto Capital Advisors, LLC, as Special Servicer of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.66       Wilmington Trust, National Association, as Trustee of the Marriott Saddle Brook Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.67       Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.68       Wells Fargo Bank, National Association, as Custodian of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.69       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.70       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.71       National Tax Search, LLC, as Servicing Function Participant of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.72       Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.73       Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.74       Wilmington Trust, National Association, as Trustee of the Vertex Pharmaceuticals HQ Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.75       Wells Fargo Bank, National Association, as Certificate Administrator of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.76       Wells Fargo Bank, National Association, as Custodian of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.77       Park Bridge Lender Services LLC, as Operating Advisor of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.78       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.79       National Tax Search, LLC, as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.80       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 132 West 27th Street Mortgage Loan (filed as Exhibit 34.80 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.81       CWCapital Asset Management LLC, as Special Servicer of the 132 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.82       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 132 West 27th Street Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.83       Wells Fargo Bank, National Association, as Custodian of the 132 West 27th Street Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.84       Park Bridge Lender Services LLC, as Operating Advisor of the 132 West 27th Street Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.85       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Mills Fleet Farm Mortgage Loan (filed as Exhibit 34.80 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.86       Rialto Capital Advisors, LLC, as Special Servicer of the Mills Fleet Farm Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.87       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Mills Fleet Farm Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.88       Citibank, N.A., as Certificate Administrator of the Mills Fleet Farm Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.89       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Mills Fleet Farm Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.90       Wells Fargo Bank, National Association, as Primary Servicer of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.91       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 34.80 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.92       Wilmington Trust, National Association, as Trustee of the Fresno Fashion Fair Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.93       Wells Fargo Bank, National Association, as Certificate Administrator of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.94       Wells Fargo Bank, National Association, as Custodian of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.95       Pentalpha Surveillance LLC, as Operating Advisor of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 34.95 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.96       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

34.97       National Tax Search, LLC, as Servicing Function Participant of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.3         AEGON USA Realty Advisors, LLC, as Potomac Mills Special Servicer (Omitted. See Explanatory Notes to the Original 10-K.)

35.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.5         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Hill7 Office Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the Hill7 Office Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.8         Wells Fargo Bank, National Association, as Certificate Administrator of the Hill7 Office Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.10       AEGON USA Realty Advisors, LLC, as Special Servicer of the Potomac Mills Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the Potomac Mills Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.20       Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.21       Berkeley Point Capital LLC, as Primary Servicer of the Marriott Savannah Riverfront Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.22       LNR Partners, LLC, as Special Servicer of the Marriott Savannah Riverfront Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.23       Citibank, N.A., as Certificate Administrator of the Marriott Savannah Riverfront Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan (filed as Exhibit 35.24 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.25       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (filed as Exhibit 35.25 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.26       Wells Fargo Bank, National Association, as Certificate Administrator of the TEK Park Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 35.24 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.28       Rialto Capital Advisors, LLC, as Special Servicer of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 35.25 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 35.30 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 35.31 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.32       Wells Fargo Bank, National Association, as Certificate Administrator of the Vertex Pharmaceuticals HQ Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 132 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.34       CWCapital Asset Management LLC, as Special Servicer of the 132 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.35       Wells Fargo Bank, National Association, as Certificate Administrator of the 132 West 27th Street Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Mills Fleet Farm Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.37       Rialto Capital Advisors, LLC, as Special Servicer of the Mills Fleet Farm Mortgage Loan (filed as Exhibit 35.37 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.38       Citibank, N.A., as Certificate Administrator of the Mills Fleet Farm Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.39       Wells Fargo Bank, National Association, as Primary Servicer of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 35.39 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresno Fashion Fair Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.41       Wells Fargo Bank, National Association, as Certificate Administrator of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-03 and incorporated by reference herein)

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

CCRE Commercial Mortgage Securities, L.P.
(Depositor)

/s/ James Buccola

James Buccola, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: October 12, 2018