Form 10-K/A
period 2018-12-31
CFCRE 2016-C6 Mortgage Trust
filed 2019-11-07
CIK 1685854

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on March 21, 2019 (the “Original Form 10-K”) is to replace the report on assessment of compliance and the accountants’ attestation report of Rialto Capital Advisors, LLC filed as exhibits to the Original Form 10-K under Exhibit 33 and Exhibit 34, respectively, with the corresponding exhibits attached hereto.  Except as described above, no other changes are being made to the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules

31           Rule 13a-14(d)/15d-14(d) Certifications.

33          Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.2        Rialto Capital Advisors, LLC, as Special Servicer

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

34.2        Rialto Capital Advisors, LLC, as Special Servicer

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
(Depositor)

/s/ Paul Vanderslice

Paul Vanderslice, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: November 7, 2019