Form 10-K
period 2025-12-31
CFCRE 2016-C6 Mortgage Trust
filed 2026-03-17
CIK 1685854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Vertex Pharmaceuticals HQ Mortgage Loan, the Fresno Fashion Fair Mortgage Loan, the Marriott Savannah Riverfront Mortgage Loan and the TEK Park Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Vertex Pharmaceuticals HQ Mortgage Loan, the Fresno Fashion Fair Mortgage Loan, the Marriott Savannah Riverfront Mortgage Loan and the TEK Park Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the Fresno Fashion Fair Mortgage Loan and the primary servicer of the Mills Fleet Farm Mortgage Loan and the 132 West 27th Street Mortgage Loan, which constituted approximately 5.1%, 2.1% and 0.6%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Fresno Fashion Fair Mortgage Loan from  January 1, 2025 to  January 29, 2025. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the TEK Park Mortgage Loan, the Vertex Pharmaceuticals HQ Mortgage Loan and the Fresno Fashion Fair Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Marriott Savannah Riverfront Mortgage Loan, the Fresno Fashion Fair Mortgage Loan, the 132 West 27th Street Mortgage Loan and the Mills Fleet Farm Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Marriott Savannah Riverfront Mortgage Loan, Deutsche Bank Trust Company Americas as custodian of the Marriott Savannah Riverfront Mortgage Loan and the Mills Fleet Farm Mortgage Loan, Greystone Servicing Company LLC as special servicer of the 132 West 27th Street Mortgage Loan and BellOak, LLC, as operating advisor of the Mills Fleet Farm Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Fresno Fashion Fair Mortgage Loan prior to January 29, 2025 and as primary servicer of the 132 West 27th Street Mortgage Loan and the Mills Fleet Farm Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Potomac Mills Mortgage Loan, LNR Partners, LLC as special servicer of the Marriott Savannah Riverfront Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Fresno Fashion Fair Mortgage Loan prior to January 29, 2025 and as primary servicer of the 132 West 27th Street Mortgage Loan and the Mills Fleet Farm Mortgage Loan and Greystone Servicing Company LLC as special servicer of the 132 West 27th Street Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as trustee and custodian.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss.  After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts.  On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue.  On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue.  On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment.  Also on November 14, 2024, IKB filed a motion for partial summary judgment.  On August 11, 2025, the court granted in part and denied in part certain aspects of both motions.  On October 20, 2025, the court resolved the remainder of both motions and dismissed certain additional claims. All parties have filed notices of appeal with respect to certain aspects of the court’s summary judgment orders.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the applicable servicing agreement.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         Rialto Capital Advisors, LLC, as Special Servicer

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Park Bridge Lender Services LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the Hill7 Office Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.13       Trimont LLC, as Primary Servicer of the Hill7 Office Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.14       Rialto Capital Advisors, LLC, as Special Servicer of the Hill7 Office Mortgage Loan (see Exhibit 33.3)

33.15       Wilmington Trust, National Association, as Trustee of the Hill7 Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Wells Fargo Bank, National Association, as Custodian of the Hill7 Office Mortgage Loan (see Exhibit 33.6)

33.17       Park Bridge Lender Services LLC, as Operating Advisor of the Hill7 Office Mortgage Loan (see Exhibit 33.7)

33.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hill7 Office Mortgage Loan (see Exhibit 33.8)

33.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.20       Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.21       Trimont LLC, as Primary Servicer of the Potomac Mills Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.22       Situs Holdings, LLC, as Special Servicer of the Potomac Mills Mortgage Loan

33.23       Wilmington Trust, National Association, as Trustee of the Potomac Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Potomac Mills Mortgage Loan (see Exhibit 33.6)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Potomac Mills Mortgage Loan (see Exhibit 33.7)

33.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the Potomac Mills Mortgage Loan (see Exhibit 33.8)

33.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.29       Trimont LLC, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.30       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 33.3)

33.31       Wilmington Trust, National Association, as Trustee of the Residence Inn by Marriott LAX Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Wells Fargo Bank, National Association, as Custodian of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 33.6)

33.33       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 33.7)

33.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 33.8)

33.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.37       Trimont LLC, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.38       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.3)

33.39       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.6)

33.41       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.7)

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.8)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.45       Trimont LLC, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.46       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.3)

33.47       Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.6)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.7)

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.8)

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.52       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Savannah Riverfront Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.53       Trimont LLC, as Primary Servicer of the Marriott Savannah Riverfront Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.54       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Marriott Savannah Riverfront Mortgage Loan (see Exhibit 33.11)

33.55       LNR Partners, LLC, as Special Servicer of the Marriott Savannah Riverfront Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Marriott Savannah Riverfront Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Savannah Riverfront Mortgage Loan (see Exhibit 33.7)

33.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the Marriott Savannah Riverfront Mortgage Loan (see Exhibit 33.8)

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.60       Trimont LLC, as Primary Servicer of the TEK Park Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.61       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (see Exhibit 33.3)

33.62       Wilmington Trust, National Association, as Trustee of the TEK Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Custodian of the TEK Park Mortgage Loan (see Exhibit 33.6)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the TEK Park Mortgage Loan (see Exhibit 33.7)

33.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 33.8)

33.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.68       Trimont LLC, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.69       Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.3)

33.70       Wilmington Trust, National Association, as Trustee of the Vertex Pharmaceuticals HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Custodian of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.6)

33.72       Park Bridge Lender Services LLC, as Operating Advisor of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.7)

33.73       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.8)

33.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 132 West 27th Street Mortgage Loan  (Omitted. See Explanatory Notes.)

33.76       Greystone Servicing Company LLC as Special Servicer of the 132 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Trustee of the 132 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Custodian of the 132 West 27th Street Mortgage Loan (see Exhibit 33.6)

33.79       Park Bridge Lender Services LLC, as Operating Advisor of the 132 West 27th Street Mortgage Loan (see Exhibit 33.7)

33.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.81       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Mills Fleet Farm Mortgage Loan  (Omitted. See Explanatory Notes.)

33.82       Rialto Capital Advisors, LLC, as Special Servicer of the Mills Fleet Farm Mortgage Loan (see Exhibit 33.3)

33.83       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Mills Fleet Farm Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       BellOak, LLC, as Operating Advisor of the Mills Fleet Farm Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Wells Fargo Bank, National Association, as Primary Servicer of the Fresno Fashion Fair Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.86       Trimont LLC, as Primary Servicer of the Fresno Fashion Fair Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.87       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresno Fashion Fair Mortgage Loan  (Omitted. See Explanatory Notes.)

33.88       Wilmington Trust, National Association, as Trustee of the Fresno Fashion Fair Mortgage Loan (Omitted. See Explanatory Notes.)

33.89       Wells Fargo Bank, National Association, as Custodian of the Fresno Fashion Fair Mortgage Loan (see Exhibit 33.6)

33.90       Pentalpha Surveillance LLC, as Operating Advisor of the Fresno Fashion Fair Mortgage Loan

33.91       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fresno Fashion Fair Mortgage Loan (see Exhibit 33.8)

33.92       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         Rialto Capital Advisors, LLC, as Special Servicer

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Park Bridge Lender Services LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the Hill7 Office Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.13       Trimont LLC, as Primary Servicer of the Hill7 Office Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.14       Rialto Capital Advisors, LLC, as Special Servicer of the Hill7 Office Mortgage Loan (see Exhibit 34.3)

34.15       Wilmington Trust, National Association, as Trustee of the Hill7 Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Wells Fargo Bank, National Association, as Custodian of the Hill7 Office Mortgage Loan (see Exhibit 34.6)

34.17       Park Bridge Lender Services LLC, as Operating Advisor of the Hill7 Office Mortgage Loan (see Exhibit 34.7)

34.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hill7 Office Mortgage Loan (see Exhibit 34.8)

34.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.20       Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.21       Trimont LLC, as Primary Servicer of the Potomac Mills Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.22       Situs Holdings, LLC, as Special Servicer of the Potomac Mills Mortgage Loan

34.23       Wilmington Trust, National Association, as Trustee of the Potomac Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Potomac Mills Mortgage Loan (see Exhibit 34.6)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Potomac Mills Mortgage Loan (see Exhibit 34.7)

34.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the Potomac Mills Mortgage Loan (see Exhibit 34.8)

34.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.29       Trimont LLC, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.30       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 34.3)

34.31       Wilmington Trust, National Association, as Trustee of the Residence Inn by Marriott LAX Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Wells Fargo Bank, National Association, as Custodian of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 34.6)

34.33       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 34.7)

34.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 34.8)

34.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.37       Trimont LLC, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.38       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.3)

34.39       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.6)

34.41       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.7)

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.8)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.45       Trimont LLC, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.46       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.3)

34.47       Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.6)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.7)

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.8)

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.52       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Savannah Riverfront Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.53       Trimont LLC, as Primary Servicer of the Marriott Savannah Riverfront Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.54       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Marriott Savannah Riverfront Mortgage Loan (see Exhibit 34.11)

34.55       LNR Partners, LLC, as Special Servicer of the Marriott Savannah Riverfront Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Marriott Savannah Riverfront Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Savannah Riverfront Mortgage Loan (see Exhibit 34.7)

34.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the Marriott Savannah Riverfront Mortgage Loan (see Exhibit 34.8)

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.60       Trimont LLC, as Primary Servicer of the TEK Park Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.61       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (see Exhibit 34.3)

34.62       Wilmington Trust, National Association, as Trustee of the TEK Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Custodian of the TEK Park Mortgage Loan (see Exhibit 34.6)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the TEK Park Mortgage Loan (see Exhibit 34.7)

34.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 34.8)

34.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.68       Trimont LLC, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.69       Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.3)

34.70       Wilmington Trust, National Association, as Trustee of the Vertex Pharmaceuticals HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Custodian of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.6)

34.72       Park Bridge Lender Services LLC, as Operating Advisor of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.7)

34.73       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.8)

34.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 132 West 27th Street Mortgage Loan  (Omitted. See Explanatory Notes.)

34.76       Greystone Servicing Company LLC as Special Servicer of the 132 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Trustee of the 132 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Custodian of the 132 West 27th Street Mortgage Loan (see Exhibit 34.6)

34.79       Park Bridge Lender Services LLC, as Operating Advisor of the 132 West 27th Street Mortgage Loan (see Exhibit 34.7)

34.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.81       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Mills Fleet Farm Mortgage Loan  (Omitted. See Explanatory Notes.)

34.82       Rialto Capital Advisors, LLC, as Special Servicer of the Mills Fleet Farm Mortgage Loan (see Exhibit 34.3)

34.83       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Mills Fleet Farm Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       BellOak, LLC, as Operating Advisor of the Mills Fleet Farm Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Wells Fargo Bank, National Association, as Primary Servicer of the Fresno Fashion Fair Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.86       Trimont LLC, as Primary Servicer of the Fresno Fashion Fair Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.87       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresno Fashion Fair Mortgage Loan  (Omitted. See Explanatory Notes.)

34.88       Wilmington Trust, National Association, as Trustee of the Fresno Fashion Fair Mortgage Loan (Omitted. See Explanatory Notes.)

34.89       Wells Fargo Bank, National Association, as Custodian of the Fresno Fashion Fair Mortgage Loan (see Exhibit 34.6)

34.90       Pentalpha Surveillance LLC, as Operating Advisor of the Fresno Fashion Fair Mortgage Loan

34.91       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fresno Fashion Fair Mortgage Loan (see Exhibit 34.8)

34.92       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         Rialto Capital Advisors, LLC, as Special Servicer

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Hill7 Office Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.8         Trimont LLC, as Primary Servicer of the Hill7 Office Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Hill7 Office Mortgage Loan (see Exhibit 35.3)

35.10         Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.11         Trimont LLC, as Primary Servicer of the Potomac Mills Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.12       Situs Holdings, LLC, as Special Servicer of the Potomac Mills Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.14       Trimont LLC, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 35.3)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.17       Trimont LLC, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 35.3)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.20       Trimont LLC, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 35.3)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Savannah Riverfront Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.23       Trimont LLC, as Primary Servicer of the Marriott Savannah Riverfront Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.24       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Marriott Savannah Riverfront Mortgage Loan (see Exhibit 35.5)

35.25       LNR Partners, LLC, as Special Servicer of the Marriott Savannah Riverfront Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.27       Trimont LLC, as Primary Servicer of the TEK Park Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.28       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (see Exhibit 35.3)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.30       Trimont LLC, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 35.3)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 132 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       Greystone Servicing Company LLC as Special Servicer of the 132 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Mills Fleet Farm Mortgage Loan (Omitted. See Explanatory Notes.)

35.35       Rialto Capital Advisors, LLC, as Special Servicer of the Mills Fleet Farm Mortgage Loan (see Exhibit 35.3)

35.36       Wells Fargo Bank, National Association, as Primary Servicer of the Fresno Fashion Fair Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.37       Trimont LLC, as Primary Servicer of the Fresno Fashion Fair Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresno Fashion Fair Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 16, 2026